Form 10-Q
period 2021-06-30
CF Acquisition Corp. V
filed 2021-08-13
CIK 1828049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 25,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. V

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the Period from January 23, 2020 (Inception) through June 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021, and for the Period from January 23, 2020 (Inception) through June 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from January 23, 2020 (Inception) through June 30, 2020 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current Assets:
Cash	$449,773	$25,000
Prepaid expenses	383,813	-
Total current assets	833,586	25,000
Deferred offering costs associated with proposed initial public offering	-	131,695
Other assets	384,996	-
Cash equivalents held in Trust Account	250,008,083	-
Total Assets	$251,226,665	$156,695

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accrued expenses	$46,630	$94,560
Payables to related party	424,773	37,640
Sponsor loan - promissory notes	1,040,144	-
Franchise tax payable	90,909	-
Total Current Liabilities	1,602,456	132,200
Warrant liability	9,386,666	-
Forward purchase securities liability	2,218,092	-
Total Liabilities	13,207,214	132,200

Commitments and Contingencies (Note 5)
Class A common stock, subject to possible redemption, 23,301,945 shares at redemption value of $10.00 per share as of June 30, 2021	233,019,450	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of both June 30, 2021 and December 31, 2020	-	-
Common stock, Class A, $0.0001 par value; 240,000,000 shares authorized; 2,298,055 issued and outstanding (excluding 23,301,945 shares subject to possible redemption) as of June 30, 2021 and no shares issued and outstanding as of December 31, 2020	230	-
Common stock, Class B, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	625	719
Additional paid-in capital	7,113,662	24,281
Accumulated deficit	(2,114,516)	(505)
Total Stockholders’ Equity	5,000,001	24,495
Total Liabilities and Stockholders’ Equity	$251,226,665	$156,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from January 23, 2020 (Inception) through June 30,
	2021	2020	2021	2020
General and administrative costs	$558,794	$-	$723,831	$-
Administrative expenses - related party	30,000	-	49,643	-
Franchise tax expense	54,596	-	93,088	-
Loss from operations	(643,390)	-	(866,562)	-
Interest income on investments held in Trust Account	6,302	-	8,083	-
Changes in fair value of warrant liability	(3,498,666)	-	962,560	-
Changes in fair value of forward purchase securities liability	(166,057)	-	(2,218,092)	-
Net loss	$(4,301,811)	$-	$(2,114,011)	$-

Weighted average number of shares of common stock outstanding:
Class A - Public shares	25,000,000	-	25,000,000	-
Class A - Private placement	600,000	-	600,000	-
Class B - Common stock(1)	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.00	$-	$0.00	$-
Class A - Private placement	$(0.63)	$-	$(0.31)	$-
Class B - Common stock	$(0.63)	$0.00	$(0.31)	$0.00

(1)	Excludes an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. This number has been adjusted to reflect the recapitalization of the Company in the form of a 1.25-for-1 stock split and the cancellation of 7,187,500 founder shares (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six Months Ended June 30, 2021 and for the Period from January 23, 2020 (Inception) through June 30, 2020

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	7,187,500	(1)	$719	$24,281	$(505)	$24,495
Sale of Class A common stock to public	25,000,000	2,500	-		-	239,890,834	-	239,893,334
Underwriters’ discount and offering expenses	-	-	-		-	(5,541,807)	-	(5,541,807)
Sale of Private Placement Class A common stock	600,000	60	-		-	5,757,380	-	5,757,440
Forfeiture of common stock to sponsor at $0.0001 par value	-	-	(937,500)		(94)	94	-	-
Shares subject to possible redemption	(23,732,126)	(2,373)	-		-	(237,318,887)	-	(237,321,260)
Net income	-	-	-		-	-	2,187,800	2,187,800
Balance – March 31, 2021	1,867,874	187	6,250,000		625	2,811,895	2,187,295	5,000,002
Class A common stock subject to possible redemption	430,181	43	-		-	4,301,767	-	4,301,810
Net loss	-	-	-		-	-	(4,301,811)	(4,301,811)
Balance – June 30, 2021	2,298,055	$230	6,250,000		$625	$7,113,662	$(2,114,516)	$5,000,001

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares(1)		Amount	Capital	Deficit	Equity
Balance - January 23, 2020 (Inception)	-	$-	-		$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,187,500		719	24,281	-	25,000
Net income	-	-	-		-	-	-	-
Balance – March 31, 2020	-	-	7,187,500		719	24,281	-	25,000
Net income	-	-	-		-	-	-	-
Balance – June 30, 2020	-	$-	7,187,500	(1)	$719	$24,281	$-	$25,000

(1)	This number has been adjusted to reflect the recapitalization of the Company in the form of a 1.25-for-1 stock split and the cancellation of 7,187,500 shares of Class B common stock. On February 2, 2021, 937,500 shares of Class B common stock were forfeited by the Sponsor (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from January 23, 2020 (Inception) through June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,114,011)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	304,755	-
Interest income on investments held in Trust Account	(8,083)	-
Changes in fair value of warrant liability	(962,560)	-
Changes in fair value of forward purchase securities liability	2,218,092
Changes in operating assets and liabilities:
Accrued expenses	(47,930)	-
Franchise tax payable	90,909	-
Deferred offering costs associated with proposed initial public offering	131,695	-
Payables to related party	387,133	-
Net cash used in operating activities	-	-

Cash flows from investing activities
Cash deposited to Trust Account	(250,000,000)	-
Net cash used in investing activities	(250,000,000)	-

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,040,144	-
Proceeds received from initial public offering	250,000,000	-
Proceeds received from private placement	6,000,000	-
Offering costs paid	(5,393,362)	-
Payment of related party payable	(1,222,009)	-
Net cash provided by financing activities	250,424,773	-

Net change in cash	424,773	-
Cash - beginning of the period	25,000	25,000
Cash - end of the period	$449,773	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs paid with note payable to Sponsor	$91,750	$-
Changes in fair value of warrant liability	$962,560	$-
Changes in fair value of forward purchase securities liability	$(2,218,092)	$-
Prepaid expenses paid with payables to related party	$383,813	$-
Changes in Class A common stock subject to possible redemption	$233,019,450	$-

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

As of June 30, 2021, the Company had not commenced operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, relates to the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability and FPS (as defined below) liability as other income (expense).

The Company’s sponsor is CFAC Holdings V, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on January 28, 2021. On February 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000, as described in Note 3. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

Initial Business Combination — The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Forward Purchase Contract — In connection with the Initial Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company (the “FPA”), to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of an initial Business Combination, 1,000,000 of the Company’s Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit, and 250,000 shares of Class A common stock (for no additional consideration) (the securities issuable pursuant to the FPA, the “FPS”). The funds from the sale of Units will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial Business Combination. As set forth in Note 9, the FPA was amended and restated on July 5, 2021 in connection with the Company’s entry into the Agreement and Plan of Merger, dated July 5, 2021, by and among the Company, Satellogic (as defined in Note 9) and the other parties thereto, as further described in the Company’s Form 8-K filed with the SEC on July 6, 2021.

Failure to Consummate a Business Combination — The Company has until February 2, 2023 to consummate a Business Combination (or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. As set forth in Note 9, the Company entered into an Agreement and Plan of Merger, dated July 5, 2021, by and among the Company, Satellogic and the other parties thereto, which if consummated would be a Business Combination that is anticipated to close prior to the end of the Consummation Period. For more information regarding such proposed merger, reference is made to the Company’s Form 8-K filed with the SEC on July 6, 2021.

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

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, the Company had $449,773 and $25,000, respectively, of cash in its operating account, and working capital deficit of $768,870 and $107,200, respectively. During the three months and six months ended June 30, 2021, $6,302 and $8,083 of the interest income earned on funds held in the Trust Account, respectively, was available to pay taxes.

The Company’s liquidity needs through June 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $148,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021 and December 31, 2020, there was approximately $1,040,100 and $0, respectively, outstanding under the Sponsor Loan.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the Form 8-K and Form 10-Q that were filed by the Company with the SEC on February 2, 2021 and May 17, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2021 and December 31, 2020. The balance of the Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 was comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and six months ended June 30, 2021 and for the period from January 23 (inception) through June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying values of cash, cash equivalents held in the Trust Account, accrued expenses, payables to related party, the Sponsor Loan and franchise tax payable approximated their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant and FPS Liability

The Company accounts for the Warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPS using applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPS are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period-end date while the Warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified Warrants and the FPS are recognized on the statements of operations in the period of the change.

The Company accounts for the Warrants and FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which the Warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 7 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the fair value of the Warrants and FPS.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 23,301,945 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

Income taxes are accounted for under ASC 740, Income Taxes (“ASC 740”), using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statement of operations.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 8,533,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for shares of Class A common stock is calculated by dividing the interest income on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period, excluding 600,000 shares of Class A common stock held by the Sponsor, which is not subject to redemption. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 600,000 shares of Class A common stock held by the Sponsor and outstanding for the period.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended June 30,
	2021	2020
Redeemable shares of Class A common stock
Numerator: earnings allocable to redeemable shares of Class A common stock
Interest income on investments held in Trust Account	$6,302	$-
Less franchise tax available to be withdrawn from the Trust Account	$(6,302)	$-
Net earnings	$-	$-
Denominator: weighted average number of redeemable shares of Class A common stock	25,000,000	-
Basic and diluted net loss per redeemable share of Class A common stock	$0.00	$0.00
Non-redeemable shares of Class A private placement common stock and Class B common stock
Numerator: net loss minus redeemable net earnings
Loss from operations	$(643,390)	$-
Less franchise tax available to be withdrawn from the Trust Account	$6,302	$-
Change in fair value of warrant liability attributable to non-redeemable shares of Class A private placement common stock and Class B common stock	$(3,498,666)	$-
Change in fair value of FPS liability	$(166,057)	-
Non-redeemable net loss	$(4,301,811)	$-
Denominator: weighted average number of non-redeemable shares of Class A private placement common stock and Class B common stock
Non-redeemable shares of Class A private placement common stock and Class B common stock, basic and diluted	6,850,000	6,250,000
Basic and diluted net loss per non-redeemable share of Class A private placement common stock and Class B common stock	$(0.63)	$0.00

	For the Six Months Ended June 30,
	2021	2020
Redeemable shares of Class A common stock
Numerator: earnings allocable to redeemable shares of Class A common stock
Interest income on investments held in Trust Account	$8,083		$-
Less franchise tax available to be withdrawn from the Trust Account	$(8,083)		$-
Net earnings	$-		$-
Denominator: weighted average number of redeemable shares of Class A common stock	25,000,000		-
Basic and diluted net loss per redeemable share of Class A common stock	$0.00		$0.00
Non-redeemable shares of Class A private placement common stock and Class B common stock
Numerator: net loss minus redeemable net earnings
Loss from operations	$(866,562)		$-
Less franchise tax available to be withdrawn from the Trust Account	$8,083		$-
Change in fair value of warrant liability attributable to non-redeemable shares of Class A private placement common stock and Class B common stock	$962,560	$
Change in fair value of FPS liability	(2,218,092)
Non-redeemable net loss	$(2,114,011)		$-
Denominator: weighted average number of non-redeemable shares of Class A private placement common stock and Class B common stock
Non-redeemable shares of Class A private placement common stock and Class B common stock, basic and diluted	6,850,000		6,250,000
Basic and diluted net loss per non-redeemable share of Class A private placement common stock and Class B common stock	$(0.31)		$0.00

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 4—Related Party Transactions

Founder Shares

On January 23, 2020, the Sponsor purchased 11,500,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On October 1, 2020, the Company effectuated a 1.25-for-1 stock split. In December 2020 and January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 7,187,500 Founder Shares, which the Company cancelled. All share and per share amounts have been retroactively restated. On February 2, 2021, the Sponsor forfeited 937,500 shares of Class B common stock, due to the underwriter not exercising the overallotment option, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units), resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Company’s initial Business Combination. As of June 30, 2021 and December 31, 2020, the Company had borrowed approximately $1,040,100 and $0, respectively, under the Sponsor Loan.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheet. As of June 30, 2021 and December 31, 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $425,000 and $37,600, respectively.

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

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Company’s Business Combination (see above under Underwriting Agreement within this Note 5).

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

Note 6—Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,298,055 shares of Class A common stock issued and outstanding, excluding 23,301,945 shares subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding. Class A common stock includes 600,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,250,000 and 7,187,500 shares of Class B common stock issued and outstanding, respectively. In connection with the underwriter advising the Company that it would not exercise its over-allotment option, the Sponsor forfeited 937,500 shares of Class B common stock, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Placement Units).

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

On October 1, 2020, the Sponsor effectuated a recapitalization of the Company, which included a 1.25-for-1 stock split. In December 2020 and January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 7,187,500 Founder Shares, which were cancelled. Information contained in the unaudited condensed financial statements has been retroactively adjusted for this split and cancellation. On February 2, 2021, the Sponsor forfeited 937,500 shares of Class B common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Note 8—Fair Value Measurements on a Recurring Basis

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements – unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements – inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements – unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. Treasury Securities	$250,008,083	$-	$-	$250,008,083
Liabilities:
Warrant liability	$-	$9,386,666	$-	$9,386,666
FPS liability	-	-	2,218,092	2,218,092
Total Liabilities	$-	$9,386,666	$2,218,092	$11,604,758

Level 1 assets as of June 30, 2021 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Initial Measurement

The Company established the initial fair value for the Warrants on February 2, 2021, the date of the closing of the Initial Public Offering, and subsequent fair value as of March 31, 2021. The Public Warrants and Private Placement Warrants were measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The Company utilized the OPM to value the Warrants as of February 2, 2021, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability as of February 2, 2021 was determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information about the inputs utilized by the Company in the fair value measurement of the Warrants as of February 2, 2021:

February 2, 2021
Risk-free interest rate	0.61%
Expected term (years)	5
Expected volatility	17.5%
Exercise price	$11.50
Stock price	$10.00
Dividend yield	0.0%

Subsequent Measurement

As of June 30, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 2 due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the six months ended June 30, 2021.

As of June 30, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were $0.2 million and $9.2 million, respectively.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of February 2, 2021	$242,560	$10,106,666	$10,349,226
Change in valuation inputs or other assumptions(1)	(104,560)	(4,356,666)	(4,461,226)
Fair Value as of March 31, 2021	138,000	5,750,000	5,888,000
Change in valuation inputs or other assumptions(1)	82,000	3,416,666	3,498,666
Fair value as of June 30, 2021(2)	$220,000	$9,166,666	$9,386,666

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Due to the use of quoted prices in an inactive market and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $5.9 million during the six months ended June 30, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of June 30, 2021, the probability assigned to the consummation of the Business Combination was 88% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPS liability:

FPS Liability
Fair value as of February 2, 2021	$2,667,992
Change in valuation inputs or other assumptions(1)	(615,957)
Fair Value as of March 31, 2021	2,052,035
Change in valuation inputs or other assumptions(1)	166,057
Fair value as of June 30, 2021	$2,218,092

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of FPS liability in the statement of operations.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the financial statements date through the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements other than as described below.

On July 5, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among (i) Satellogic Inc., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of Satellogic (“PubCo”), (ii) Ganymede Merger Sub 1 Inc., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) Nettar Group Inc. (d/b/a Satellogic), a business company with limited liability incorporated under the laws of the British Virgin Islands (“Satellogic”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Satellogic (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Satellogic will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into the Company (the “SPAC Merger” and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

The board of directors of each of Satellogic and the Company have unanimously approved the Mergers and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”). The closing of the Transactions will require the approval of the stockholders of the Company and the shareholders of Satellogic, and is subject to other customary closing conditions, including the receipt of certain regulatory approvals.

Certain existing agreements of the Company, included but not limited to the FPA, have been or will be amended or amended and restated in connection with the Transactions. For more information related to the Transactions, reference should be made to the Form 8-K that was filed by the Company with the SEC on July 6, 2021.

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

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had $449,773 and $25,000, respectively, of cash in our operating account. As of June 30, 2021 and December 31, 2020, we had working capital deficit of approximately $769,000 and $107,200, respectively. During the three and six months ended June 30, 2021, we had $6,302 and $8,083, respectively, in interest income in the Trust Account available to pay taxes (less up to $100,000 of such net interest to pay dissolution expenses). As of December 31, 2020, we did not have any interest income in the Trust Account available to pay taxes.

Our liquidity needs through June 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $148,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, our Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of June 30, 2021 and December 31, 2020, there was approximately $1,040,100 and $0, respectively, outstanding under the Sponsor Loan.

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

Results of Operations

Our entire activity from inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $4,302,000, which consisted of approximately $3,499,000 of loss from the change in fair value of warrants liability, $559,000 in general and administrative expenses, approximately $166,000 of loss from the change in fair value of forward purchase securities liability, $30,000 in administrative expenses paid to the Sponsor and approximately $54,000 of franchise tax expense which were partially offset by approximately $6,000 of interest income on investments held in Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $2,114,000, which consisted of approximately $2,218,000 of loss from the change in fair value of forward purchase securities liability, $724,000 in general and administrative expenses, approximately $93,000 of franchise tax expense and $50,000 in administrative expenses paid to the Sponsor which were partially offset by approximately $963,000 of gain from the change in fair value of warrants liability and approximately $8,000 of interest income on investments held in Trust Account.

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

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination. As of June 30, 2021, and December 31, 2020, we had borrowed approximately $1,040,100 and $0, respectively, under the Sponsor Loan.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2021 and December 31, 2020, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $425,000 and $37,600, respectively.

Critical Accounting Policies and Estimates

The Company has identified the following as its critical accounting polices:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our unaudited condensed balance sheets, unaudited condensed statements of operations and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

Warrant and Forward Purchase Securities Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 23,301,945 and 0 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the concurrent Private Placement to purchase an aggregate of 8,533,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Pronouncements

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting as it specifically relates to the significant change in the accounting treatment of our warrants and FPS and described in our March 31, 2021 Quarterly Report on Form 10-Q. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding the identified material weakness as of June 30, 2021, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Specifically, during 2021 and through the date of this filing, management has been focused on remediating the material weakness in our internal control over financial reporting. Management believes the measures that we have implemented during 2021 have had a favorable impact on our internal control over financial reporting.

As part of our remediation efforts in connection with the identification of the material weakness discussed above, we have taken the following steps during the six months ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

●	During 2021, management performed a broad and detailed analysis over the classification of our warrant and FPS liabilities. Based on the analysis, the warrants and FPS are classified as liabilities on our condensed balance sheet and measured at fair value through condensed statement of operations at the end of each reporting period.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented during the six months ended June 30, 2021 to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on January 29, 2021 and the Company’s Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 17, 2021.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Units was approximately $250,000,000, of which $244,000,000 of the proceeds from the Initial Public Offering and $6,000,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. As of June 30, 2021, approximately $450,000 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. V

Date: August 13, 2021	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)