Form 10-Q
period 2021-09-30
CF Acquisition Corp. V
filed 2021-11-15
CIK 1828049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 25,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. V

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, for the Three Months Ended September 30, 2020 and for the Period from January 23, 2020 (Inception) through September 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, for the Three Months Ended September 30, 2020 and for the Period from January 23, 2020 (Inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from January 23, 2020 (Inception) through September 30, 2020 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	485,388	-
Total current assets	510,388	25,000
Deferred offering costs associated with proposed initial public offering	-	131,695
Other assets	150,212	-
Cash equivalents held in Trust Account	250,014,385	-
Total Assets	$250,674,985	$156,695

Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accrued expenses	$2,189,604	$94,560
Payables to related party	-	37,640
Sponsor loan - promissory notes	1,197,223	-
Franchise tax payable	145,455	-
Total Current Liabilities	3,532,282	132,200
Warrant liability	8,277,333	-
Forward purchase securities liability	2,055,630	-
Total Liabilities	13,865,245	132,200

Commitments and Contingencies
Class A common stock subject to possible redemption, 25,000,000 and 0 shares at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	250,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of both September 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 600,000 issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of September 30, 2021 and no shares issued and outstanding as of December 31, 2020	60	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	625	719
Additional paid-in capital	-	24,281
Accumulated deficit	(13,190,945)	(505)
Total Stockholders’ Equity (Deficit)	(13,190,260)	24,495
Total Liabilities and Stockholders’ Equity (Deficit)	$250,674,985	$156,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 23, 2020 (Inception) through September 30,
	2021	2020		2021	2020
General and administrative costs	$2,403,263	$-		$3,127,094	$-
Administrative expenses - related party	30,000	-		79,643	-
Franchise tax expense	54,545	-		147,633	-
Loss from operations	(2,487,808)	-		(3,354,370)	-
Interest income on investments held in Trust Account	6,302	-		14,385	-
Changes in fair value of warrant liability	1,109,333	-		2,071,893	-
Changes in fair value of forward purchase securities liability	162,462	-		(2,055,630)	-
Net loss	$(1,209,711)	$-		$(3,323,722)	$-

Weighted average number of shares of common stock outstanding:
Class A - Public shares	25,000,000	-		22,069,597	-
Class A - Private placement	600,000	-		529,670	-
Class B - Common stock	6,250,000	6,250,000	(1)	6,250,000	6,250,000	(1)
Basic and diluted net loss per share:
Class A - Public shares	$(0.04)	$-		$(0.12)	$-
Class A - Private placement	$(0.04)	$-		$(0.12)	$-
Class B - Common stock	$(0.04)	$-		$(0.12)	$-

(1)	Excludes an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. This number has been adjusted to reflect the recapitalization of the Company in the form of a 1.25-for-1 stock split and the cancellation of 7,187,500 founder shares (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2021 and for the Period from January 23, 2020
(Inception) through September 30, 2020

	Common Stock					Additional		Total Stockholders’
	Class A		Class B			Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	-	$-	7,187,500	(1)	$719	$24,281	$(505)	$24,495
Sale of Private Placement Class A common stock	600,000	60	-		-	5,757,380	-	5,757,440
Forfeiture of common stock to sponsor at $0.0001 par value	-	-	(937,500)		(94)	94	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-		-	(5,781,755)	(9,866,718)	(15,648,473)
Net income	-	-	-		-	-	2,187,800	2,187,800
Balance – March 31, 2021	600,000	$60	6,250,000		$625	$-	$(7,679,423)	$(7,678,738)
Net loss	-	-	-		-	-	(4,301,811)	(4,301,811)
Balance – June 30, 2021	600,000	$60	6,250,000		$625	$-	$(11,981,234)	$(11,980,549)
Net loss	-	-	-		-	-	(1,209,711)	(1,209,711)
Balance – September 30, 2021	600,000	$60	6,250,000		$625	$-	$(13,190,945)	$(13,190,260)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – January 23, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Net income	-	-	-	-	-	-	-
Balance – March 31, 2020	-	$-	7,187,500	$719	$24,281	$-	$25,000
Net income	-	-	-	-	-	-	-
Balance – June 30, 2020	-	$-	7,187,500	$719	$24,281	$-	$25,000
Net income	-	-	-	-	-	-	-
Balance – September 30, 2020	-	$-	7,187,500	$719	$24,281	$-	$25,000

(1)	This number has been adjusted to reflect the recapitalization of the Company in the form of a 1.25-for-1 stock split and the cancellation of 7,187,500 shares of Class B common stock. On February 2, 2021, 937,500 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from January 23, 2020 (Inception) through September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(3,323,722)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
General and administrative expenses paid by related party	806,724	-
Interest income on investments held in Trust Account	(14,385)	-
Changes in fair value of warrant liability	(2,071,893)	-
Changes in fair value of forward purchase securities liability	2,055,630
Changes in operating assets and liabilities:
Other assets	361,537
Accrued expenses	2,095,044	-
Payables to related party	(37,640)
Franchise tax payable	145,455	-
Deferred offering costs associated with proposed initial public offering	131,695	-
Net cash provided by operating activities	148,445	-

Cash flows from investing activities
Cash deposited to Trust Account	(250,000,000)	-
Net cash used in investing activities	(250,000,000)	-

Cash flows from financing activities
Proceeds from issuance of Class B common stock	-	25,000
Proceeds from related party – Sponsor loan	1,197,223	-
Proceeds received from initial public offering	250,000,000	-
Proceeds received from private placement	6,000,000	-
Offering costs paid	(5,393,362)	-
Payment of related party payable	(1,952,306)	-
Net cash provided by financing activities	249,851,555	25,000

Net change in cash	-	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities:
Offering costs paid with note payable to Sponsor	$91,750	$-
Changes in fair value of warrant liability	$2,071,893	$-
Changes in fair value of forward purchase securities liability	$(2,055,630)	$-
Prepaid expenses paid with payables to related party	$997,137	$-

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

As of September 30, 2021, the Company had not commenced operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and all activity since the Initial Public Offering, relates to the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability and FPS (as defined below) liability as other income (expense).

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

On July 5, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among (i) Satellogic Inc., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of Satellogic (“PubCo”), (ii) Ganymede Merger Sub 1 Inc., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iii) Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of PubCo (“Merger Sub 2”), and (iv) Nettar Group Inc. (d/b/a Satellogic), a business company with limited liability incorporated under the laws of the British Virgin Islands (“Satellogic”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (a) Merger Sub 1 will merge with and into Satellogic (the “Initial Merger”) whereby the separate existence of Merger Sub 1 will cease and Satellogic will be the surviving corporation of the Initial Merger and become a wholly owned subsidiary of PubCo, and (b) following confirmation of the effective filing of the Initial Merger, Merger Sub 2 will merge with and into the Company (the “SPAC Merger” and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

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

Certain existing agreements of the Company, included but not limited to the FPA, have been or will be amended or amended and restated in connection with the Transactions. For more information related to the Transactions, reference should be made to the Form 8-K that was filed by the Company with the SEC on July 6, 2021, PubCo’s Registration Statement on Form F-4 initially filed with the SEC on August 12, 2021 and as amended on September 24, 2021, October 19, 2021, November 5, 2021 and November 10, 2021, which was declared effective by the SEC on November 12, 2021 (the “Form F-4”) and the Company’s definitive proxy statement filed with the SEC on November 12, 2021 (the “Proxy Statement”).

Forward Purchase Contract — In connection with the Initial Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company (the “FPA”), to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of an initial Business Combination, 1,000,000 of the Company’s Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit, and 250,000 shares of Class A common stock (for no additional consideration) (the securities issuable pursuant to the FPA, the “FPS”). The funds from the sale of the FPS will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial Business Combination. The FPA was amended and restated on July 5, 2021 in connection with the Company’s entry into the Merger Agreement, as further described in the Company’s Form 8-K filed with the SEC on July 6, 2021.

Failure to Consummate a Business Combination — The Company has until February 2, 2023 to consummate a Business Combination, or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. The Company entered into the Merger Agreement on July 5, 2021 and if the Transactions are consummated, such Transactions would be a Business Combination. The Company anticipates that the Transactions will close prior to the end of the Consummation Period. For more information regarding the Transactions, reference is made to the Company’s Form 8-K filed with the SEC on July 6, 2021, the Form F-4 and the Proxy Statement.

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

Liquidity and Capital Resources

As of both September 30, 2021 and December 31, 2020, the Company had $25,000 of cash in its operating account. As of September 30, 2021 and December 31, 2020, the Company had a working capital deficit of $3,021,894 and $107,200, respectively. During the three months and nine months ended September 30, 2021, $6,302 and $14,385 of the interest income earned on funds held in the Trust Account, respectively, was available to pay taxes.

The Company’s liquidity needs through September 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of $148,445 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there was $1,197,223 and $0 outstanding, respectively, under the Sponsor Loan.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 8, 2021 and January 29, 2021, respectively.

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

Revisions of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated its accounting of the Public Shares. As a result, the Company determined that at the closing of the Initial Public Offering, it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheets.

The Company assessed the materiality of these revisions on its prior periods’ financial statements in accordance with SEC Staff Accounting Bulletins Topic 1.M, Materiality and Topic 1.A, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, and concluded that the revisions were not material to the Company’s financial statements for prior interim periods. There were no revisions to the prior annual period. Accordingly, the Company has concluded that an amendment of its previously filed periodic reports is not required. Therefore, the Company has revised the historical periods in this Quarterly Report on Form 10-Q, and the historical interim periods that will be presented in the Company’s prospective filings will be revised accordingly.

As a result, the Company also revised its condensed statements of stockholders’ equity to classify all Public Shares as temporary equity and to record accretion on the Public Shares as a $5.8 million decrease in Additional paid-in capital and a $9.9 million increase in Accumulated deficit during the period ended March 31, 2021.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of common stock share pro-rata in the net income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results for all periods presented. There has been no change in the Company’s cash flows other than the supplemental noncash disclosure of changes in shares of Class A common stock subject to possible redemption.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of September 30, 2021 and December 31, 2020. The Company’s investments held in the Trust Account as of September 30, 2021 was comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from January 23, 2020 (inception) through September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, with the exception of the warrant and FPS liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant and FPS Liability

The Company accounts for the Warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPS using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPS are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period-end date while the Warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified Warrants and the FPS are recognized on the statements of operations in the period of the change.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. As discussed in Note 1, all of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 25,000,000 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants to purchase an aggregate of 8,533,333 shares of Class A common stock sold in the Initial Public Offering and Private Placement in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 20, 2020		For the Nine Months Ended September 30, 2021		For the Period from January 23, 2020 (Inception) through September 30, 2020
	Class A – Public shares	Class A – Private placement shares and Class B – Common stock	Class A – Public shares	Class A – Private placement shares and Class B – Common stock	Class A – Public shares	Class A – Private placement shares and Class B – Common stock	Class A – Public shares	Class A – Private placement shares and Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(949,538)	$(260,173)	$-	$-	$(2,542,637)	$(781,085)	$-	$-
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	25,000,000	6,850,000	-	6,250,000	22,069,597	6,779,670	-	6,250,000
Basic and diluted net loss per share of common stock	$(0.04)	$(0.04)	$-	$-	$(0.12)	$(0.12)	$-	$-

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

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On February 2, 2021, the Sponsor forfeited 937,500 shares of Class B common stock due to the underwriter not exercising the overallotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units).

Note 4—Related Party Transactions

Founder Shares

On January 23, 2020, the Sponsor purchased 11,500,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On October 1, 2020, the Company effected a 1.25-for-1 stock split. In December 2020 and January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 7,187,500 Founder Shares, which the Company cancelled. All share and per share amounts have been retroactively restated. On February 2, 2021, the Sponsor forfeited 937,500 shares of Class B common stock, due to the underwriter not exercising the overallotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units), resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($6,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Company’s initial Business Combination. As of September 30, 2021 and December 31, 2020, the Company had borrowed $1,197,223 and $0, respectively, under the Sponsor Loan.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheet. As of September 30, 2021 and December 31, 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and $37,640, respectively.

Note 5—Commitments and Contingencies

Registration Rights

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

CF&Co. was paid a cash underwriting discount of $5,000,000 in connection with the Initial Public Offering.

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

Note 6—Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2021, there were 600,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding. The outstanding Class A common stock includes 600,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,250,000 and 7,187,500 shares of Class B common stock issued and outstanding, respectively. In connection with the underwriter advising the Company that it would not exercise its over-allotment option, the Sponsor forfeited 937,500 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Units).

Prior to the consummation of the Business Combination, only holders of Class B common stock have the right to vote on the election of directors. Holders of Class A common stock are not entitled to vote on the election of directors during such time. Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

On October 1, 2020, the Company effected a 1.25-for-1 stock split. In December 2020 and January 2021, the Sponsor returned to the Company, at no cost, an aggregate of 7,187,500 Founder Shares, which were cancelled. Information contained in the unaudited condensed financial statements has been retroactively adjusted for this split and cancellation. On February 2, 2021, the Sponsor forfeited 937,500 shares of Class B common stock, resulting in an aggregate of 6,250,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Company may redeem the Public Warrants:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. Treasury Securities	$250,014,385	$-	$-	$250,014,385
Liabilities:
Warrant liability	$-	$8,277,333	$-	$8,277,333
FPS liability	-	-	2,055,630	2,055,630
Total Liabilities	$-	$8,277,333	$2,055,630	$10,332,963

Level 1 assets as of September 30, 2021 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Subsequent Measurement

During the nine months ended September 30, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 2 due to the use of an observable quoted price in an inactive market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the nine months ended September 30, 2021.

As of September 30, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were $0.2 million and $8.1 million, respectively.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of February 2, 2021	$242,560	$10,106,666	$10,349,226
Change in valuation inputs or other assumptions(1)	(104,560)	(4,356,666)	(4,461,226)
Fair value as of March 31, 2021	138,000	5,750,000	5,888,000
Change in valuation inputs or other assumptions(1)	82,000	3,416,666	3,498,666
Fair value as of June 30, 2021	220,000	9,166,666	9,386,666
Change in valuation inputs or other assumptions(1)	(26,000)	(1,083,333)	(1,109,333)
Fair value as of September 30, 2021(2)	$194,000	$8,083,333	$8,277,333

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

(2)	Due to the use of quoted prices in an inactive market and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $5.9 million during the nine months ended September 30, 2021. The company did not have any transfers out of Level 3 during the three months ended September 30, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $10.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $10.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of September 30, 2021, the probability assigned to the consummation of the Business Combination was 82% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPS liability:

FPS Liability
Fair value as of February 2, 2021	$2,667,992
Change in valuation inputs or other assumptions(1)	(615,957)
Fair value as of March 31, 2021	2,052,035
Change in valuation inputs or other assumptions(1)	166,057
Fair value as of June 30, 2021	2,218,092
Change in valuation inputs or other assumptions(1)	(162,462)
Fair value as of September 30, 2021	$2,055,630

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

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

On November 12, 2021, the Company filed a Proxy Statement in connection with the special meeting of stockholders to be held in connection with the previously announced business combination with Satellogic (the “Special Meeting”) (see Note 1) to approve the Merger Agreement and the other proposals set forth in the Proxy Statement. In addition, on November 12, 2021, the Company and Satellogic issued a joint press release announcing that the SEC declared effective the Form F-4, that the Company has filed the Proxy Statement and has established November 1, 2021 as the record date for the Special Meeting and that the Special Meeting will be held on December 8, 2021.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on January 28, 2021. On February 2, 2021, we consummated the Initial Public Offering of 25,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or February 2, 2022 (12 months from the closing of the Initial Public Offering) and will expire 5 years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

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

We have until February 2, 2023 (24 months from the closing of the Initial Public Offering), or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of both September 30, 2021 and December 31, 2020, we had $25,000 of cash in our operating account. As of September 30, 2021 and December 31, 2020, we had a working capital deficit of $3,021,894 and $107,200, respectively. During the three and nine months ended September 30, 2021, we had $6,302 and $14,385, respectively, in interest income in the Trust Account available to pay taxes (less up to $100,000 of such net interest to pay dissolution expenses).

Our liquidity needs through September 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of $148,445 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, our Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of September 30, 2021 and December 31, 2020, there was $1,197,223 and $0, respectively, outstanding under the Sponsor Loan.

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

Results of Operations

Our entire activity from inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $1,210,000, which consisted of approximately $2,403,000 in general and administrative expenses, approximately $55,000 of franchise tax expense and $30,000 in administrative expenses paid to the Sponsor, which were partially offset by approximately $1,109,000 of gain from the change in fair value of warrant liability, approximately $163,000 of gain from the change in fair value of FPS liability and approximately $6,000 of interest income on investments held in the Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $3,324,000, which consisted of approximately $3,127,000 in general and administrative expenses, approximately $2,056,000 of loss from the change in fair value of FPS liability, approximately $148,000 of franchise tax expense and approximately $79,000 in administrative expenses paid to the Sponsor, which were partially offset by approximately $2,072,000 of gain from the change in fair value of warrant liability and approximately $14,000 of interest income on investments held in the Trust Account.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald& Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Initial Business Combination to assist us in holding meetings with our stockholders to discuss the Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining stockholder approval for the Initial Business Combination and assist us with our press releases and public filings in connection with the Initial Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Initial Business Combination in an amount of $8,750,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination. As of September 30, 2021 and December 31, 2020, we had borrowed $1,197,223 and $0, respectively, under the Sponsor Loan.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. As of September 30, 2021 and December 31, 2020, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of $0 and $37,640, respectively.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting polices:

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

Warrant and Forward Purchase Securities Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 25,000,000 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of our balance sheet. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

We have not considered the effect of the warrants to purchase an aggregate of 8,533,333 shares of Class A common stock sold in the Initial Public Offering and the Private Placement in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness as described in our March 31, 2021 Quarterly Report on Form 10-Q and enhanced our internal control over financial reporting. As a result, we enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

As part of our remediation efforts, we took the following steps:

●	We implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We established additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed financial statements and related disclosures.

●	During 2021, management performed a broad and detailed analysis over the classification of our warrant and FPS liabilities. Based on the analysis, the warrants and FPS are classified as liabilities on our condensed balance sheet and measured at fair value through condensed statement of operations at the end of each reporting period.

As a result of our actions, we believe our material weakness has been remediated as of September 30, 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our most recent prospectus for the Initial Public Offering as filed with the SEC on January 29, 2021 and our Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 17, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

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

CF ACQUISITION CORP. V

Date: November 15, 2021	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)